Form 10QSB
period 2006-03-31
CORDOVA SCIENCES, INC.
filed 2006-05-12
CIK 1344291

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51620

CORDOVA SCIENCES, INC.
(Exact name of small business issuer as specified in its charter)
Delaware	20-33267150
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o Paramount BioCapital Investments, LLC
787 Seventh Avenue, 48th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)
Issuer's telephone number: (212) 554-4300
Facsimile number (212) 544-4345

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 125,000 shares of Common Stock, par value $ .001 per share, outstanding as of May 5, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

CORDOVA SCIENCES, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Condensed Balance Sheets
March 31, 2006 (unaudited) and December 31, 2005	F-1

Condensed Statements of Operations (unaudited)
Three months ended March 31, 2006 and the period from
August 12, 2005 (Inception) to March 31, 2006	F-2

Condensed Statement of Changes in Stockholders' Deficiency (unaudited)
Period from August 12, 2005 (Inception) to March 31, 2006	F-3

Condensed Statements of Cash Flows (unaudited)
Three months ended March 31, 2006 and the period from
August 12, 2005 (Inception) to March 31, 2006	F-4

Notes to Unaudited Condensed Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Condensed Balance Sheets
	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash	$4,476	$4,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued expenses	$7,049	$7,009

Noncurrent liabilities:
Accrued interest - related parties	715	324
Notes payable -related parties	35,290	24,331

Total liabilities	43,054	31,664

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 75,000,000 shares authorized; 125,000 shares
issued and outstanding	125	125
Additional paid-in capital	4,875	4,875
Deficit accumulated during the development stage	(43,578)	(32,188)

Total stockholders’ deficiency	(38,578)	(27,188)

Totals	$4,476	$4,476

See notes to unaudited condensed financial statements

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

	Three	Period from
	months	August 12, 2005
	ended	(Inception) to
	March 31,	March 31,
	2006	2006
Operating expenses:
Legal fees	$-	$25,511
Accounting fees	5,500	9,690
General and administrative	5,499	7,662

Loss from operations	(10,999)	(42,863)

Interest expense	391	715

Net loss	$(11,390)	$(43,578)

Basic net loss per common share	$(0.09)	$(0.35)

Weighted average common shares outstanding	125,000	125,000

See notes to unaudited condensed financial statements

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Condensed Statement of Changes in Stockholders’ Deficiency (Unaudited)
Period from August 12, 2005 (Inception) to March 31, 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Issuance of common stock to founders in August 2005 at $.04 per share	125,000	$125	$4,875		$5,000

Net loss				$(32,188)	(32,188)

Balance - December 31, 2005	125,000	125	4,875	(32,188)	(27,188)

Net loss				(11,390)	(11,390)

Balance - March 31, 2006 (Unaudited)	125,000	$125	$4,875	$(43,578)	$(38,578)

See notes to unaudited condensed financial statements

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

		Period
		from
	Three	August 12,
	months	2005
	ended	(Inception)
	March 31,	to March 31,
	2006	2006
Cash flows from operating activities:
Net loss	$(11,390)	$(43,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Accrued expenses	40	7,049
Expenses paid by related parties satisfied through issuance of notes	10,959	35,290
Accrued interest - related parties	391	715

Net cash used in operating activities	-	(524)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	5,000

Net increase in cash	-	4,476
Cash, beginning of period	4,476	-

Cash, end of period	$4,476	$4,476

See notes to unaudited condensed financial statements

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

Note 1 - Organization, Business and Operations:
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements of Cordova Sciences, Inc. (the “Company”) as of December 31, 2005 and for the period from August 12, 2005 (inception) to December 31, 2005 which are included in the Company’s Annual Report on Form 10-KSB for such year. The accompanying condensed balance sheet as of December 31, 2005 has been derived from the audited financial statements included in the Form 10-KSB for that year.

The Company was incorporated in the State of Delaware on August 12, 2005. The objective of the Company is to acquire an operating business.

The Company's primary activities since incorporation have been organizational activities relating to the Company’s formation and registration statement, which became effective in January 2006. The Company has not generated any revenues from these activities and, accordingly, it is in the development stage.

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines those companies as "any development stage company that is issuing a “penny stock”, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until the Company has successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the 12 months subsequent to March 31, 2006 and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus may acquire any type of business. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

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

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

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

Loss per common share:
Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no potentially dilutive securities outstanding as of March 31, 2006 and December 31, 2005.

Note 3 - Related Party Transactions:
Notes payable:
On August 14, 2005, the Company issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“Paramount”), an affiliate of a significant stockholder of the Company. This note and all accrued interest matures on August 14, 2008 or earlier if certain events occur. The note payable was issued to Paramount for future expenses that it has since paid on behalf of the Company. As of March 31, 2006 and December 31, 2005, the principal balance of this note is $31,340 and $24,331, respectively.

On January 30, 2006, the Company issued a 5% promissory note payable to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company. This note and all accrued interest matures on January 30, 2009 or earlier if certain events occur. The note payable was issued to PBS for future expenses that it has since paid on behalf of the Company. As of March 31, 2006, the principal balance of this note is $3,950.

Office space and administrative services:
Effective January 1, 2006, the Company began paying PBS a monthly fee of $1,000 for certain management services.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since August 12, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of March 31, 2006, the Company had assets consisting of $4,476 in cash. The Company incurred a net loss of $43,578 for the period from August 12, 2005 (inception) to March 31, 2006. Combined with the fact that the Company has minimal working capital and a deficit accumulated during the development stage of $43,578 as of March 31, 2006, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 12, 2005 (inception) to March 31, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.
-------------------------------------------------
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
-----------------------------
There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2006.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

1

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 12, 2005.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on December 30, 2005, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

CORDOVA SCIENCES, INC.

Dated: May 8, 2006	By:	/s/ Stephen Rocamboli
Stephen Rocamboli
President

3