Form 10KSB
period 2006-12-31
CORDOVA SCIENCES, INC.
filed 2007-02-20
CIK 1344291

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51620

Cordova Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3327150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Paramount BioSciences, LLC
787 Seventh Avenue, 48th Floor
New York, New York	10019
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(212) 554-4300

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No.

The Company’s revenues for fiscal year end December 31, 2006 were $0.

As of February 20, 2007, there were 125,000 shares of common stock outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

Introduction

Cordova Sciences, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on August 12, 2005 and maintains its principal executive offices at 787 Seventh Avenue, 48th Floor, New York, New York 10019. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 15, 2005, and since its effectiveness, the Company has begun preliminary efforts to identify a possible business combination. However, the Company has not entered into a letter of intent or any definitive agreement concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies, and, in the pursuit of business combinations, conflicts with such other blank check companies with which they are, and may in the future become, affiliated, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Further, Paramount Biocapital, Inc. (“PBI”), a registered broker-dealer, may act as investment banker, placement agent or financial consultant to the Company or an acquisition candidate in connection with a potential business combination transaction. Dr. Rosenwald, our controlling stockholder, is the sole stockholder, Chairman and Chief Executive Officer of PBI. Mr. Knox, our Treasurer, and Mr. Rocamboli, our President and Secretary, are both employees of PBI and Paramount BioCapital Investments, LLC (“Paramount”). Also, as of January 1, 2006, the Company began paying Paramount BioSciences LLC (“PBS”), a drug development firm, a monthly fee of $1,000 for certain management services. PBS was founded by Dr. Rosenwald, the Company’s controlling stockholder. Mr. Knox, Mr. Rocamboli and Mr. Davis, our sole director, are employees of PBS.

Additionally, we may, from time to time, take loans that pay reasonable interest from Paramount to run our operations. We cannot assure you that conflicts of interest among us, PBI, Paramount, PBS and our stockholders will not develop. Any finders fees, placement fees, interest or other fees paid to PBI, PBS or Paramount will be comparable with unaffiliated third party fees.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000. This letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

            Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of common stock.  We cannot control this future registration process in all respects as some matters are outside our control.  Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities.  The SEC has taken the position that  these smaller issuers may not be able to rely on Rule 415 under the Securities Act, which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a  direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.  It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances.  Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors.  Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company.  The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement.   The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

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

In order to provide an interest in the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors (the “Board” or the “Board of Directors”) may change.

The Company has conducted limited market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

        The Company has conducted limited market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

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

Shareholder control over management.

As indicated elsewhere herein, our management intends to devote only a limited amount of time to our affairs. They will spend the majority of their time devoted to their full time employment. Although management currently owns none of our common stock, 97% of all the issued and outstanding capital stock of the Company is owned by an individual who is the Chairman and Chief Executive Officer of PBI and Paramount, which employ members of our management team on a full time basis. Consequently, our majority shareholder, Dr. Rosenwald, has the ability to influence control of the operations of the Company and will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This stockholder will thus have substantial influence over our management and affairs and future stockholders of the Company possess no practical ability to remove management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock. Moreover, as Paramount and PBI are in the business of founding and financing life science companies it is likely that most merger candidates will be substantially owned or controlled by Dr. Rosenwald.

This report on Form 10-KSB contains forward-looking statements and information relating to us, our industry and to other businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this prospectus, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of February 20, 2007, there were 21 holders of record of the Common Stock.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

 Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Item 7. Financial Statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Pages
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets
December 31, 2006 and 2005	F-3

Statements of Operations
For the year ended December 31, 2006, the period from August 12, 2005 (Inception)
to December 31, 2005, and the period from August 12, 2005 (Inception) to
December 31, 2006	F-4

Statement of Changes in Stockholders' Deficiency
Period from August 12, 2005 (Inception) to December 31, 2006	F-5

Statements of Cash Flows
For the year ended December 31, 2006, the period from August 12, 2005 (Inception)
to December 31, 2005, and the period from August 12, 2005 (Inception) to
December 31, 2006	F-6

Notes to Financial Statements	F-7 - F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cordova Sciences, Inc.

We have audited the accompanying balance sheets of Cordova Sciences, Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2006, the period from August 12, 2005 (inception) to December 31, 2005 and the period from August 12, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cordova Sciences, Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and its results of operations and cash flows for the year ended December 31, 2006, the period from August 12, 2005 (inception) to December 31, 2005 and the period from August 12, 2005 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ J.H. Cohn LLP
Roseland, New Jersey
February 6, 2007

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Balance Sheets

	December 31, 2006	December 31, 2005
ASSETS
Cash	$4,476	$4,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued expenses	$15,057	$7,009

Noncurrent liabilities:
Accrued interest - related party	2,383	324
Notes payable - related party	51,810	24,331

Total liabilities	69,250	31,664

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 75,000,000 shares authorized; 125,000 shares
issued and outstanding	125	125
Additional paid-in capital	4,875	4,875
Deficit accumulated during the development stage	(69,774)	(32,188)

Total stockholders’ deficiency	(64,774)	(27,188)

Totals	$4,476	$4,476

See notes to financial statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Statements of Operations

	Year ended December 31, 2006	Period from August 12, 2005 (Inception) to December 31, 2005	Period from August 12, 2005 (Inception) to December 31, 2006
Operating expenses and loss from operations:
General and administrative	$35,527	$31,864	$67,391

Loss from operations	(35,527)	(31,864)	(67,391)

Interest expense	2,059	324	2,383

Net loss	$(37,586)	$(32,188)	$(69,774)

Basic and diluted net loss per common share	$(0.30)	$(0.26)

Weighted average common shares outstanding	125,000	125,000

See notes to financial statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Statement of Changes in Stockholders’ Deficiency
Period from August 12, 2005 (Inception) to December 31, 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of common stock to
founders in August 2005
at $.04 per share	125,000	$125	$4,875		$5,000

Net loss				$(32,188)	(32,188)

Balance - December 31, 2005	125,000	125	4,875	(32,188)	(27,188)

Net loss				(37,586)	(37,586)

Balance - December 31, 2006	125,000	$125	$4,875	$(69,774)	$(64,774)

See notes to financial statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Statements of Cash Flows

	Year ended December 31, 2006	Period from August 12, 2005 (Inception) to December 31, 2005	Period from August 12, 2005 (Inception) to December 31, 2006
Cash flows from operating activities:
Net loss	$(37,586)	$(32,188)	$(69,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Accrued expenses	8,048	7,009	15,057
Expenses paid by related parties satisfied by the issuance of notes	27,479	24,331	51,810
Accrued interest - related party	2,059	324	2,383

Net cash used in operating activities	-	(524)	(524)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	5,000	5,000

Net increase in cash	-	4,476	4,476
Cash, beginning of period	4,476	-	-

Cash, end of period	$4,476	$4,476	$4,476

See notes to financial statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Notes to the Financial Statements
December 31, 2006

Note 1 - Organization, Business and Operations:

Cordvoa Sciences, Inc. (the “Company”) was incorporated in the State of Delaware on August 12, 2005. The objective of the Company is to acquire an operating business.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the 12 months subsequent to December 31, 2006 and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus may acquire any type of business. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

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
December 31, 2006

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

Fair value of financial instruments:

Financial instruments consist of cash and notes payable. The carrying value of these financial instruments approximates their fair values.

Income taxes:

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these assets and liabilities are expected to be recovered or settled. The Company provides a valuation allowance when it is more likely than not that some or all of its net deferred tax assets will not be realized. Potential income tax benefits, relating primarily to net operating losses, for the year ended December 31, 2006, the period from August 12, 2005 (inception) to December 31, 2005, and for the period from August 12, 2005 (inception) to December 31, 2006 approximate $15,000, $13,000 and $28,000, respectively, and have been fully offset by a valuation allowance. Net operating loss carryforwards of approximately $69,000 expire through 2026.

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no potentially dilutive securities outstanding as of December 31, 2006 and 2005.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Notes to the Financial Statements
December 31, 2006

Note 3 - Related Party Transactions:

Notes payable:

On August 14, 2005, the Company issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“Paramount”), an affiliate of a significant stockholder of the Company. This note and all accrued interest matures on August 14, 2008 or earlier if certain events occur. The note payable was issued to Paramount for future expenses that it has since paid on behalf of the Company. As of December 31, 2006 and December 31, 2005, the principal balance of this note was $31,340 and $24,331, respectively. On December 31, 2006 this note was assigned to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company.

On January 30, 2006, the Company issued a 5% promissory note payable to PBS. This note and all accrued interest matures on January 30, 2009 or earlier if certain events occur. The note payable was issued to PBS for future expenses that it has since paid on behalf of the Company. As of December 31, 2006, the principal balance of this note is $20,470.

Office space and administrative services:

Effective January 1, 2006, the Company began accruing a monthly fee of $1,000 charged by PBS for certain management services.

Note 4 - Stockholders’ Equity:

The Company is authorized to issue 10,000,000 shares of preferred stock. No shares have been issued as of December 31, 2006.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal control over financial reporting that occurred during the last fiscal quarter of the year ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

On February 13, 2007, Stephen C. Rocamboli resigned from his position as member of the Board of Directors of the Company. Mr. Rocamboli’s resignation from the Board was accepted by the Board of Directors on February 13, 2007.

Prior to Mr. Rocamboli’s resignation, Mr. Rocamboli served as the sole member of the Board. However, pursuant to Section 3.02 of the Company’s Bylaws, the Company’s Board shall consist of two members. On February 13, 2007, prior to Mr. Rocamboli’s resignation, the Board approved the appointment of Matt H. Davis to the Board of Directors, to fill the vacancy. This appointment was made pursuant to the provisions of Section 3.05 of the Company’s Bylaws, which provides that any vacancy in the Board occurring by reason of an increase in the number of directors, or by reason of death, resignation, disqualification, removal, or inability to act of any director, or other, shall be filled by an affirmative vote of a majority of the remaining directors. This appointment became effective immediately prior to Mr. Rocamboli’s resignation.

There are no family relationships between any officer or director of the Company and Mr. Davis.

PART III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2006:

Name	Age	Position	Term
Stephen C. Rocamboli	35	President and Secretary Director	August 14, 2005 thru Present August 14, 2005 thru February 13, 2007
John Knox	37	Treasurer	August 14, 2005 thru Present
Matt H. Davis	28	Director	February 13, 2007 thru Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Stephen C. Rocamboli, President and Secretary. Mr. Rocamboli has served as President and Secretary of the Company since its inception. Mr. Rocamboli has been Senior Managing Director and the General Counsel of PBI and PBS, since September 2004. From September 1999 to August 2004, Mr. Rocamboli was the Deputy General Counsel of Paramount and PBI. Mr. Rocamboli also serves as chairman of the board of directors of VioQuest Pharmaceuticals, Inc., which trades on the OTC Bulletin Board under the ticker symbol VQPH. Mr. Rocamboli also serves as President and Secretary of Arctic Acquisition Corp., Bristol Bay Sciences, Inc. and Chitina Sciences, Inc., all of which are blank check, publicly reporting and non-trading shell companies. Mr. Rocamboli received his B.A. degree from The State University of New York at Albany and his law degree from Fordham University School of Law.

John Knox, Treasurer. Mr. Knox has served as Treasurer of the Company since its inception. In addition, Mr. Knox currently serves as the Chief Financial Officer of Paramount, PBS and PBI, positions he has held since February 2005. From March 1995 through February 2005 Mr. Knox served as the Controller of Paramount and PBI. From October 1991 to February 1995, he was an auditor at Eisner LLP (f/k/a Richard A. Eisner & Company, LLP). Mr. Knox also serves as Treasurer of Arctic Acquisition Corp., Bristol Bay Sciences, Inc., Chitina Sciences, Inc., Denali Sciences, Inc., Kanai Sciences, Inc., Kodiak Sciences, Inc., Norton Sound Acquisition Corp., Seward Sciences, Inc. and Sitka Sciences, Inc., all of which are blank check, publicly reporting and non-trading shell companies. Mr. Knox received his B.A. degree in Accounting from Emory University in May 1991 and his New York C.P.A in 1995.

Matt H. Davis, Director. Mr. Davis has served as director of the Company since February 13, 2007. Mr. Davis has served as Associate General Counsel for PBS since October 2006. Prior to joining PBS, from October 2004 until September 2006, Mr. Davis was an associate specializing in Life Sciences and Private Equity in the New York office of Heller Ehrman LLP, where he principally represented private and public companies in financings, acquisitions, and a variety of other transactions.  Mr. Davis also serves as director of Chitina Sciences, Inc., Kanai Sciences, Inc., Kodiak Sciences, Inc. and Seward Sciences, Inc., all of which are blank check, publicly reporting and non-trading shell companies. Mr. Davis received his B.A. degree in Political Science and Mathematics from Columbia University in 2001 and his J.D. from Harvard Law School in 2004.  Mr. Davis is admitted to the bar in New York.

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

Compliance with Section 16(a) of the Exchange Act

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2006 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers serve in all the above capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal years ended December 31, 2006 and December 31, 2005.

Name and Position	Year	Other Compensation
Stephen C. Rocamboli, President and Secretary	2006 2005	None None
John Knox, Treasurer	2006 2005	None None

As of January 1, 2006, the Company began paying PBS a monthly fee equal to $1,000 for certain management services.

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2006 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of February 20, 2007, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Dr. Lindsay Rosenwald, M.D. c/o Paramount BioSciences, LLC 787 Seventh Avenue, 48th Floor New York, NY 10036	121,205	97%

Stephen C. Rocamboli (1) c/o Paramount BioSciences, LLC 787 Seventh Avenue, 48th Floor New York, NY 10036	0	0%

John Knox (2) c/o Paramount BioSciences, LLC 787 Seventh Avenue, 48th Floor New York, NY 10036	0	0%

Matt H. Davis (3) c/o Paramount BioSciences, LLC 787 Seventh Avenue, 48th Floor New York, NY 10036	0	0%

All Directors and Officers as a Group (3 individuals)	0	0%

(1)	Mr. Rocamboli is the President and Secretary of the Company.

(2)	Mr. Knox is the Treasurer of the Company.

(3)	Mr. Davis is the sole director of the Company.

Item 12. Certain Relationships and Related Transactions.

On August 14, 2005, the Company issued a 5% promissory note payable to Paramount, an affiliate of Dr. Lindsay Rosenwald, a significant stockholder of the Company. This note and all accrued interest mature on August 14, 2008 or earlier if certain events occur. The note payable was issued to the lender for an advance made for future expenses that it has since paid on behalf of the Company. As of December 31, 2006, the principal balance of this note was $31,340. On December 31, 2006 this note was assigned to PBS.

Since January 1, 2006, the Company has paid PBS a monthly fee of $1,000 for services including the preparation of the Company’s financial statements and quarterly and annual reports. Also, on January 30, 2006, the Company issued a 5% promissory note payable to PBS. This note and all accrued interest mature on January 30, 2009 or earlier if certain events occur. The note payable was issued to PBS for future expenses that it has since paid on behalf of the Company. As of December 31, 2006, the principal balance of this note is $20,470. PBS was founded by Dr. Rosenwald, the Company’s controlling stockholder. Mr. Rocamboli, the Company’s President and Secretary, Mr. Knox, the Company’s Treasurer, and Mr. Davis, the Company’s sole director, are all employees of PBS.

The Company utilizes the office space and equipment of PBS, an affiliate of Dr. Rosenwald, a significant stockholder, at no cost. Management estimates such amounts to be immaterial.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amended and Restated Certificate of Incorporation

*3.3	By-laws

17.1	Resignation Letter from Stephen C. Rocamboli

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Item 14. Principal Accountant Fees and Services

J.H. Cohn LLP (“J.H. Cohn”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by J.H. Cohn for professional services rendered for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $8,000 for fiscal year ended December 31, 2005 and $13,500 for fiscal year ended December 31, 2006.

Audit-Related Fees

The aggregate fees billed by J.H. Cohn for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $0 for the fiscal year ended December 31, 2005 and $0 for the fiscal year ended December 31, 2006.

Tax Fees

The aggregate fees billed by J.H. Cohn for professional services for tax returns were $3,000 for the fiscal year ended December 31, 2005 and $3,000 for the fiscal year ended December 31, 2006.

All Other Fees

The aggregate fees billed by J.H. Cohn for other products and services were $0 for the fiscal year ended December 31, 2005 and $0 for the fiscal year ended December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORDOVA SCIENCES, INC.

Dated: February 20, 2007	By:	/s/ Stephen C. Rocamboli
Name: Stephen C. Rocamboli
Title: President, Secretary

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John Knox	Treasurer	February 20, 2007
John Knox

/s/ Matt H. Davis	Director	February 20, 2007
Matt H. Davis