Form 10KSB
period 2007-12-31
CORDOVA SCIENCES, INC.
filed 2008-03-25
CIK 1344291

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The issuer’s revenues for fiscal year end December 31, 2007 were $0.

As of March 20, 2008, there were 125,000 shares of common stock, par value $.001 per share, outstanding, none of which were held by non-affiliates.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Cordova Sciences, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Description of Business.

Introduction

Cordova Sciences, Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Delaware on August 12, 2005 and maintains its principal executive offices at 787 Seventh Avenue, 48th Floor, New York, New York 10019. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 15, 2005, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Proposed Merger with Tikvah Therapeutics, Inc.

On September 24, 2007, the Company entered into an Agreement and Plan of Merger (the “Tikvah Merger Agreement”) by and among the Company, Cordova Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Cordova Acquisition”), and Tikvah Therapeutics, Inc. (“Tikvah”), a Delaware corporation, pursuant to which Cordova Acquisition would merge with and into Tikvah and Tikvah would survive as the wholly-owned subsidiary of the Company (the “Tikvah Merger”).

Cordova Acquisition, the Company’s wholly-owned subsidiary was formed on September 26, 2007, and since inception, it has not had any significant assets, liabilities or revenue and expenses.

A condition to the closing of the Tikvah Merger is that Tikvah shall have completed an equity financing that raises a designated minimum amount of gross cash proceeds (the “Financing”).

The Tikvah Merger Agreement may be terminated at any time prior to the effective time of the Tikvah Merger as follows: (i) by mutual written consent duly authorized by the Board of Directors of the Company and Tikvah; or (ii) by either the Company or Tikvah if the Tikvah Merger shall not have been consummated by December 31, 2007, which date shall be automatically extended for up to 60 days if the expiration of the Financing shall have been extended (the “Outside Date”); (iii) by either the Company or Tikvah if a governmental entity shall have issued an order, decree or ruling or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the Tikvah Merger, which order, decree, ruling or other action shall have become final and nonappealable or any law, order, rule or regulation is in effect or is adopted or issued, which has the effect of prohibiting the Tikvah Merger; or (iv) by the Company, on the one hand, or Tikvah, on the other, if certain conditions to the obligation of any such party to consummate the Tikvah Merger are incapable of satisfaction prior to the Outside Date, provided, however, that the failure of such condition is not the result of a breach of the Tikvah Merger Agreement by the party seeking to terminate the Tikvah Merger Agreement.

On October 30, 2007, the Company filed a Preliminary Proxy Statement on Schedule 14A, pursuant to which the Company was seeking stockholder approval of the filing of an amendment to the Company’s Certificate of Incorporation (the “Amendment”), which would change the Company’s name to Tikvah Therapeutics, Inc. The Board of Directors of the Company unanimously approved the Amendment. On November 14, 2007, the Company filed a Definitive Proxy Statement on Schedule 14A, pursuant to which the Company was seeking stockholder approval of the filing of the Amendment. The Company did not file the Amendment because the Tikvah Merger was not consummated.

As of December 31, 2007, the Financing, which was as condition to closing the Tikvah Merger, had been terminated. As a result, the Tikvah Merger will not be consummated. Cordova Acquisition remains in existence, even though the contemplated transaction with Tikvah will not be consummated. The Company has resumed its efforts in locating a target company with which to complete a business combination.

Competition

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

Employees

We have no employees other than our management who devotes only a limited amount of time to our business.

Risk Factors
You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management is currently involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Further, Paramount BioCapital, Inc. (“PBI”), a registered broker-dealer, may act as investment banker, placement agent or financial consultant to the Company or an acquisition candidate in connection with a potential business combination transaction. Dr. Rosenwald, our controlling stockholder, is the sole stockholder, Chairman and Chief Executive Officer of PBI. Mr. Pilatzke, our Treasurer, and Mr. Davis, our President, Secretary and sole director, are both employees of PBI. Also, since January 1, 2006, the Company began paying Paramount BioSciences, LLC (“PBS”), a drug development firm, a monthly fee of $1,000 for certain management services. PBS was founded by Dr. Rosenwald, the Company’s controlling stockholder. Mr. Pilatzke and Mr. Davis are employees of PBS.

Additionally, we may, from time to time, take loans that pay reasonable interest from PBS to run our operations. We cannot assure you that conflicts of interest among us, PBI, PBS and our stockholders will not develop. Any finders fees, placement fees, interest or other fees paid to PBI or PBS will be comparable with unaffiliated third party fees.

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination.. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

Since August 12, 2005 (inception) through December 31, 2007, we have incurred a net loss of $119,833. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

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

         We are a development stage company and have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock, par value $0.001 per share (the “Common Stock”). No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

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

Our stockholders may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholders. Since February 15, 2008, all holders of shares of common stock of a “shell company” have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

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

Since shares of our Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 75,000,000 shares of Common Stock and a maximum of 10,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholder. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase their shares of Common Stock. As a result of such transaction, our management, stockholders and Board of Directors may change.

Our Board of Directors has the power to issue shares of Preferred Stock with certain rights without stockholder approval.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

Shareholder control over management.

As indicated elsewhere herein, our management intends to devote only a limited amount of time to our affairs. They will spend the majority of their time devoted to their full time employment. Although management currently owns none of our Common Stock, 97% of all the issued and outstanding Capital Stock of the Company is owned by an individual who is the Chairman and Chief Executive Officer of PBI, which employs members of our management team on a full time basis. Consequently, our majority stockholder, Dr. Rosenwald, has the ability to influence control of the operations of the Company and will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This stockholder will thus have substantial influence and control over our management and affairs. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our Common Stock. Moreover, as PBI is in the business of founding and financing life science companies it is likely that most merger candidates will be substantially owned or controlled by Dr. Rosenwald.

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

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of March 20, 2008, there were twenty one holders of record of our Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the fiscal quarter ended December 31, 2007.

The Company issued 125,000 shares of Common Stock on August 14, 2005, to accredited investors, for aggregate cash consideration of $5,000. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

 Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholders or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on August 12, 2005, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers and sole director are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

We had a net loss of approximately $50,000 for the year ended December 31, 2007 consisting primarily of approximately $9,000 in legal fees, $20,000 in accounting fees, $12,000 for management services, $4,000 in interest expense and $5,000 of general corporate expenses all of which was financed through the loans with PBS.

We had a net loss of approximately $38,000 for the year ended December 31, 2006 consisting primarily of approximately $20,000 in accounting fees, $12,000 for management services, $2,000 in interest expense and $4,000 of general corporate expenses all of which was financed through the loans with PBS.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7. Financial Statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets
December 31, 2007 and 2006	F-3

Statements of Operations
For the years ended December 31, 2007 and 2006 and
the period from August 12, 2005 (Inception) to December 31, 2007	F-4

Statement of Changes in Stockholders' Deficiency
Period from August 12, 2005 (Inception) to December 31, 2007	F-5

Statements of Cash Flows
For the years ended December 31, 2007 and 2006 and
the period from August 12, 2005 (Inception) to December 31, 2007	F-6

Notes to Financial Statements	F-7 – F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cordova Sciences, Inc.

We have audited the accompanying balance sheets of Cordova Sciences, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended and for the period from August 12, 2005 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cordova Sciences, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and its results of operations and cash flows for the years then ended and for the period from August 12, 2005 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/J.H. Cohn LLP

Roseland, New Jersey
March 24, 2008

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS
Cash	$3,126	$4,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued expenses	$25,889	$15,057
Accrued interest – related party, current portion	3,482	-
Notes payable – related party, current portion	31,340	-

Total current liabilities	60,711	15,057

Noncurrent liabilities:
Accrued interest – related party, net of current portion	2,579	2,383
Notes payable – related party, net of current portion	54,669	51,810

Total liabilities	117,959	69,250

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 75,000,000 shares authorized; 125,000 shares
issued and outstanding	125	125
Additional paid-in capital	4,875	4,875
Deficit accumulated during the development stage	(119,833)	(69,774)

Total stockholders’ deficiency	(114,833)	(64,774)

Totals	$3,126	$4,476

See notes to financial statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Statements of Operations

	Year ended December 31, 2007	Year ended December 31, 2006	Period from August 12, 2005 (Inception) to December 31, 2007
Operating expenses and loss from operations:
General and administrative	$46,381	$35,527	$113,772

Loss from operations	(46,381)	(35,527)	(113,772)

Interest expense	3,678	2,059	6,061

Net loss	$(50,059)	$(37,586)	$(119,833)

Basic net loss per common share	$(0.40)	$(0.30)

Weighted average common shares outstanding	125,000	125,000

See notes to financial statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Statement of Changes in Stockholders’ Deficiency
Period from August 12, 2005 (Inception) to December 31, 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of common stock to founders in August 2005 at $.04 per share	125,000	$125	$4,875		$5,000

Net loss				$(32,188)	(32,188)

Balance - December 31, 2005	125,000	125	4,875	(32,188)	(27,188)

Net loss				(37,586)	(37,586)

Balance – December 31, 2006	125,000	125	4,875	(69,774)	(64,774)

Net loss				(50,059)	(50,059)

Balance – December 31, 2007	125,000	$125	$4,875	$(119,833)	$(114,833)

See notes to financial statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Statements of Cash Flows

	Year ended December 31, 2007	Year ended December 31, 2006	Period from August 12, 2005 (Inception) to December 31, 2007
Cash flows from operating activities:
Net loss	$(50,059)	$(37,586)	$(119,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties satisfied by the issuance of notes	34,199	27,479	86,009
Changes in:
Accrued expenses	10,832	8,048	25,889
Accrued interest – related party	3,678	2,059	6,061

Net cash used in operating activities	(1,350)	-	(1,874)

Cash flows from financing activities:

Proceeds from issuance of common stock	-	-	5,000

Net (decrease) increase in cash	(1,350)	-	3,126
Cash, beginning of period	4,476	4,476	-

Cash, end of period	$3,126	$4,476	$3,126

See notes to financial statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Notes to the Financial Statements
December 31, 2007

Note 1 - Organization, Business and Operations:

Cordova Sciences, Inc. (the “Company”) was incorporated in the State of Delaware on August 12, 2005. The objective of the Company is to acquire an operating business.

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

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines those companies as "any development stage company that is issuing a “penny stock”, within the meaning of Section 3 (a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until the Company has successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the 12 months subsequent to December 31, 2007 and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus may acquire any type of business. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

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

Note 2 – Summary of Significant Accounting Policies:

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

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Notes to the Financial Statements
December 31, 2007

Note 2 – Summary of Significant Accounting Policies (continued):

Fair value of financial instruments:

Financial instruments consist of cash and notes payable. The carrying value of these financial instruments approximates their fair values.

Income taxes:

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these assets and liabilities are expected to be recovered or settled. The Company provides a valuation allowance when it is more likely than not that some or all of its net deferred tax assets will not be realized. Potential income tax benefits, relating primarily to net operating losses, as of December 31, 2007 and 2006, and for the period from August 12, 2005 (inception) to December 31, 2007 approximate $20,000, $15,000 and $48,000, respectively, and have been fully offset by a valuation allowance. Net operating loss carryforwards of approximately $120,000 expire through 2027.

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no potentially dilutive securities outstanding as of December 31, 2007 and 2006.

Note 3 – Related Party Transactions:

Notes payable:

On August 14, 2005, the Company issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“Paramount”), an affiliate of a significant stockholder of the Company. This note and all accrued interest mature on August 14, 2008 or earlier if certain events occur. The note payable was issued to Paramount for expenses that it has paid on behalf of the Company. As of December 31, 2007 and 2006, the principal balance of this note was $31,340. On December 31, 2006, this note was assigned to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company.

On January 30, 2006, the Company issued a 5% promissory note payable to PBS. This note and all accrued interest mature on January 30, 2009 or earlier if certain events occur. The note payable was issued to PBS for expenses that it has paid on behalf of the Company. As of December 31, 2007 and 2006, the principal balance of this note was $54,669 and $20,470, respectively.

Office space and administrative services:

Effective January 1, 2006, the Company began accruing a monthly fee of $1,000 charged by PBS for certain management services.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Notes to the Financial Statements
December 31, 2007

Note 4 – Stockholders’ Equity:

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued through December 31, 2007.

The Company is authorized to issue 75,000,000 shares of common stock. On August 14, 2005, the Company issued 125,000 shares.

Note 5 – Termination of proposed merger:

On September 24, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger”) with Tikvah Therapeutics, Inc. ("Tikvah"), a Delaware corporation, pursuant to which a wholly–owned subsidiary of the Company would have merged with and into Tikvah in a “recapitalization”. Tikvah is a privately−held clinical-stage biopharmaceutical company based in Atlanta, Georgia focused on new treatment options to better manage diseases by exploring new uses for late-stage pharmaceutical compounds in selected therapeutic indications of Central Nervous System diseases – neurology and psychiatry. Tikvah has not generated any significant revenues as of December 31, 2007 and, accordingly, it is also in the development stage. As of December 31, 2007, this agreement had expired without the Merger being completed.

The wholly-owned subsidiary was formed on September 26, 2007, and since inception, it has not had any significant assets, liabilities or revenue and expenses.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.  Our principal executive officer and principal financial officer concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. We have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.  We plan to rectify these deficiencies upon consummation of a business combination with an operating company that has an independent board of directors in place and the resources to eliminate the lack of segregation of duties.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this annual report.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

The following information is being provided herein in lieu of in a Current Report on Form 8-K.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

(b) On March 25, 2008, John Knox resigned from his position as Treasurer of the Company. Mr. Knox’s resignation letter is attached hereto as Exhibit 17.3.

(c) To replace Mr. Knox, on March 25, 2008, the Board of Directors elected Stephen J. Pilatzke as Treasurer of the Company.

Please see a paragraph detailing Mr. Pilatzke’s business experience under Item 9 set forth herein.

There are no family relationships between any officer or director of the Company and Mr. Pilatzke.

PART III

Item 9. Directors and Executive Officers of the Company.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2007:

Name	Age	Position	Term
Stephen C. Rocamboli	36	Former President, Secretary and director	Mr. Rocamboli served as director of the Company from August 14, 2005 thru February 13, 2007. Mr. Rocamboli served as President and Secretary of the Company from August 14, 2005 thru August 10, 2007.

John Knox	38	Former Treasurer	Mr. Knox served as Treasurer of the Company from August 14, 2005 thru March 25, 2008.

Matthew H. Davis	29	President, Secretary and director	Mr. Davis has served as director of the Company since February 13, 2007. Mr. Davis has served as President and Secretary of the Company since August 10, 2007.

Stephen J. Pilatzke	29	Treasurer	Mr. Pilatzke has served as Treasurer of the Company since March 25, 2008.

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Stephen C. Rocamboli, Former President, Secretary and Director. Mr. Rocamboli served as President, Secretary and director of the Company since its inception. Mr. Rocamboli resigned as director of the Company on February 13, 2007. He resigned as President and Secretary of the Company on August 10, 2007. Mr. Rocamboli currently serves as Vice President of Corporate Development at Pear Tree Pharmaceuticals, Inc., a private biopharmaceutical company located in Boston, Massachusetts. He has served in this position since August 2007. September 2004 through August 2007, Mr. Rocamboli served as the Senior Managing Director and the General Counsel of PBI and PBS. From September 1999 to August 2004, Mr. Rocamboli was the Deputy General Counsel of Paramount BioCapital Investments, LLC and PBI. Mr. Rocamboli also serves as chairman of the board of directors of VioQuest Pharmaceuticals, Inc., which trades on the OTC Bulletin Board under the ticker symbol VQPH. Mr. Rocamboli received his B.A. degree from The State University of New York at Albany and his law degree from Fordham University School of Law.

John Knox, Former Treasurer. Mr. Knox served as Treasurer of the Company since its inception. Mr. Knox resigned as Treasurer of the Company on March 25, 2008. In addition, Mr. Knox currently serves as the Chief Financial Officer of PBS and PBI, positions he has held since February 2005. From March 1995 through February 2005 Mr. Knox served as the Controller of Paramount BioCapital Investments, LLC and PBI. From October 1991 to February 1995, he was an auditor at Eisner LLP (f/k/a Richard A. Eisner & Company, LLP). Mr. Knox received his B.A. degree in Accounting from Emory University in May 1991 and his New York C.P.A in 1995.

Matthew H. Davis, President, Secretary and Director. Mr. Davis has served as director of the Company since February 13, 2007 and as President and Secretary of the Company since August 10, 2007. Mr. Davis has served as Associate General Counsel for PBS since October 2006. Prior to joining PBS, from October 2004 until September 2006, Mr. Davis was an associate specializing in Life Sciences and Private Equity in the New York office of Heller Ehrman LLP, where he principally represented private and public companies in financings, acquisitions, and a variety of other transactions.  Mr. Davis also serves as President, Secretary and sole director of Chitina Sciences, Inc., Kanai Sciences, Inc., Kodiak Sciences, Inc. and Seward Sciences, Inc., all of which are blank check, publicly reporting and non-trading shell companies. Mr. Davis received his B.A. degree in Political Science and Mathematics from Columbia University in 2001 and his J.D. from Harvard Law School in 2004.  Mr. Davis is admitted to the bar in New York.

Stephen J. Pilatzke, Treasurer. Mr. Pilatzke has served as Treasurer of the Company since March 25, 2008. Mr. Pilatzke has been the Controller of PBS since December 2005.  Previously, he worked as an auditor at Eisner LLP, from November 2001 through December 2005.  Mr. Pilatzke is an officer of several privately held biotechnology companies.  Mr. Pilatzke also serves as Treasurer of Arctic Acquisition Corp., Bristol Bay Sciences, Inc., Chitina Sciences, Inc., Kanai Sciences, Inc., Kodiak Sciences, Inc., Norton Sound Acquisition Corp., Seward Sciences, Inc. and Sitka Sciences, Inc., all of which are blank check, publicly reporting and non-trading shell companies. Mr. Pilatzke is a certified public accountant.  Mr. Pilatzke received his Bachelor’s degree in Accounting from Binghamton University in May 2001.

(b) Significant Employees.

As of the date hereof, the Company has no employees.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that the following persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis
Stephen C. Rocamboli	2	2
Matthew H. Davis	1	1

Code of Ethics

On December 31, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics is attached hereto as Exhibit 14.1. Requests for copies of the Code of Ethics should be sent in writing to Cordova Sciences, Inc., Attention: President, 787 Seventh Avenue, 48th Floor, New York, New York 10019.

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

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and Secretary for services rendered during the fiscal year ended December 31, 2007.

Name and Position	Year	Total Compensation
Stephen C. Rocamboli, Former President and Secretary	2007 2006	None None
Matthew H. Davis, President and Secretary	2007	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2007 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 20, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Dr. Lindsay Rosenwald, M.D. c/o Paramount BioSciences, LLC 787 Seventh Avenue, 48th Floor New York, NY 10019	121,205	97%

Matthew H. Davis (1) c/o Paramount BioSciences, LLC 787 Seventh Avenue, 48th Floor New York, NY 10019	0	0%

Stephen J. Pilatzke (2) c/o Paramount BioSciences, LLC 787 Seventh Avenue, 48th Floor New York, NY 10019	0	0%

All Directors and Officers as a Group (2 individuals)	0	0%

(1)	Mr. Davis is the President, Secretary and sole director of the Company.
(2)	Mr. Pilatzke is the Treasurer of the Company.

Item 12. Certain Relationships and Related Transactions.

On August 14, 2005, the Company issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“Paramount”), an affiliate of Dr. Lindsay Rosenwald, a controlling stockholder of the Company. This note and all accrued interest mature on August 14, 2008 or earlier if certain events occur. The note payable was issued to the lender for an advance made for future expenses that it has since paid on behalf of the Company. Paramount ceased operations in 2006. On December 31, 2006 this note was assigned to PBS. As of December 31, 2007, the principal balance of this note was $31,340.

Since January 1, 2006, the Company has paid PBS a monthly fee of $1,000 for services including the preparation of the Company’s financial statements and quarterly and annual reports. Also, on January 30, 2006, the Company issued a 5% promissory note payable to PBS. This note and all accrued interest mature on January 30, 2009 or earlier if certain events occur. The note payable was issued to PBS for future expenses that it has since paid on behalf of the Company. As of December 31, 2007, the principal balance of this note is $54,669. PBS was founded by Dr. Rosenwald, the Company’s controlling stockholder. Mr. Davis, the Company’s President, Secretary and sole director, and Mr. Pilatzke, the Company’s Treasurer, are both employees of PBS.

The Company utilizes the office space and equipment of PBS, an affiliate of Dr. Rosenwald, a significant stockholder, at no cost. Management estimates such amounts to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 12, 2005.

*3.2	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 20, 2005.

*3.3	By-laws.

14.1	Corporate Code of Ethics and Conduct, adopted December 31, 2007.

**17.1	Resignation Letter from Stephen C. Rocamboli, dated February 13, 2007.

***17.2	Resignation Letter from Stephen C. Rocamboli, dated August 10, 2007.

17.3	Resignation Letter from John Knox, dated March 25, 2008.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on December 30, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on February 20, 2007, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

J.H. Cohn LLP (“J.H. Cohn”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by J.H. Cohn for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $17,000 for the fiscal year ended December 31, 2007 and $17,000 for the fiscal year ended December 31, 2006.

Audit-Related Fees

Audited-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not included in audit fees above. There were no audit related fees billed by J.H. Cohn for the fiscal year ended December 31, 2007 and for the fiscal year ended December 31, 2006.

Tax Fees

The aggregate fees billed by J.H. Cohn for professional services for tax returns were $3,000 for the fiscal year ended December 31, 2007 and $3,000 for the fiscal year ended December 31, 2006.

All Other Fees

There were no fees billed by J.H. Cohn for other products and services for the fiscal year ended December 31, 2007 and for the fiscal year ended December 31, 2006.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORDOVA SCIENCES, INC.

Dated: March 25, 2008	By:	/s/ Matthew H. Davis
Matthew H. Davis
President, Secretary and Director

Dated: March 25, 2008	By:	/s/ Stephen J. Pilatzke
Stephen J. Pilatzke
Treasurer