Form 10-Q
period 2008-03-31
CORDOVA SCIENCES, INC.
filed 2008-05-14
CIK 1344291

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51620

Cordova Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3327150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Paramount BioSciences, LLC, 787 Seventh Avenue, 48th Floor, New York, NY 10019
(Address of principal executive offices)

(212) 554-4300
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 125,000 shares of common stock, par value $.001 per share, outstanding as of May 14, 2008.

CORDOVA SCIENCES, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007 (Note 1)
ASSETS
Cash	$4,176	$3,126
Prepaid professional fees	4,583	-

Total assets	$8,759	$3,126

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued expenses	$34,495	$25,889
Accrued interest – related party, current portion	7,205	3,482
Notes payable – related party, current portion	95,109	31,340

Total current liabilities	136,809	60,711

Noncurrent liabilities:
Accrued interest – related party, net of current portion	-	2,579
Notes payable – related party, net of current portion	-	54,669

Total liabilities	136,809	117,959

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 75,000,000 shares authorized; 125,000 shares issued and outstanding	125	125
Additional paid-in capital	4,875	4,875
Deficit accumulated during the development stage	(133,050)	(119,833)

Total stockholders’ deficiency	(128,050)	(114,833)

Totals	$8,759	$3,126

See notes to unaudited condensed financial statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Period from August 12, 2005 (Inception) to March 31, 2008
Operating expenses and loss from operations:
General and administrative	$12,073	$18,320	$125,845

Loss from operations	(12,073)	(18,320)	(125,845)

Interest expense	1,144	759	7,205

Net loss	$(13,217)	$(19,079)	$(133,050)

Basic net loss per common share	$(0.11)	$(0.15)

Weighted average common shares outstanding	125,000	125,000

See notes to unaudited condensed financial statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Condensed Statement of Changes in Stockholders’ Deficiency (Unaudited)
Period from August 12, 2005 (Inception) to March 31, 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of common stock to founders in August 2005 at $.04 per share	125,000	$125	$4,875		$5,000

Net loss				$(32,188)	(32,188)

Balance - December 31, 2005	125,000	125	4,875	(32,188)	(27,188)

Net loss				(37,586)	(37,586)

Balance - December 31, 2006	125,000	125	4,875	(69,774)	(64,774)

Net loss				(50,059)	(50,059)

Balance - December 31, 2007	125,000	125	4,875	(119,833)	(114,833)

Net loss				(13,217)	(13,217)

Balance - March 31, 2008	125,000	$125	$4,875	$(133,050)	$(128,050)

See notes to unaudited condensed financial statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Period from August 12, 2005 (Inception) to March 31, 2008
Cash flows from operating activities:
Net loss	$(13,217)	$(19,079)	$(133,050)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by related party satisfied through the issuance of notes	9,100	12,491	95,109
Changes in:
Prepaid professional fees	(4,583)	-	(4,583)
Accrued expenses	8,606	4,479	34,495
Accrued interest – related party	1,144	759	7,205

Net cash provided by (used in) operating activities	1,050	(1,350)	(824)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	5,000

Net increase (decrease) in cash	1,050	(1,350)	4,176
Cash, beginning of period	3,126	4,476	-

Cash, end of period	$4,176	$3,126	$4,176

See notes to unaudited condensed financial statements.

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements
March 31, 2008

Note 1 - Organization, Business and Operations:

The accompanying unaudited condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission for interim financial information. Accordingly, the condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ended December 31, 2008 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements of Cordova Sciences, Inc. (the “Company”) as of December 31, 2007 and for the period from August 12, 2005 (inception) to December 31, 2007 which are included in the Company’s Annual Report on Form 10-KSB for such year. The accompanying condensed balance sheet as of December 31, 2007 has been derived from the audited financial statements included in the Form 10-KSB for that year.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the 12 months subsequent to March 31, 2008 and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus may acquire any type of business. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

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

CORDOVA SCIENCES, INC.
(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements
March 31, 2008

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

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no potentially dilutive securities outstanding as of March 31, 2008 and December 31, 2007.

 Note 3 – Related Party Transactions:

Notes payable:

On August 14, 2005, the Company issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“Paramount”), an affiliate of a significant stockholder of the Company. This note and all accrued interest matures on August 14, 2008 or earlier if certain events occur. The note payable was issued to Paramount for future expenses that it has since paid on behalf of the Company. As of March 31, 2008 and December 31, 2007, the principal balance of this note was $31,340. On December 31, 2006 this note was assigned to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company.

On January 30, 2006, the Company issued a 5% promissory note payable to PBS. This note and all accrued interest matures on January 30, 2009 or earlier if certain events occur. The note payable was issued to PBS for future expenses that it has since paid on behalf of the Company. As of March 31, 2008 and December 31, 2007, the principal balance of this note is $63,769 and $54,669, respectively.

Office space and administrative services:

Effective January 1, 2006, the Company began accruing a monthly fee of $1,000 charged by PBS for certain management services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Cordova Sciences, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on August 12, 2005 and maintains its principal executive office at 787 Seventh Avenue, 48th Floor, New York, NY 10019. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 15, 2005, and since its effectiveness, the Company has begun efforts to identify a possible business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

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

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with advances under our promissory note payable to Paramount BioSciences, LLC, (“PBS”), an affiliate of a significant stockholder of the Company.

During the next twelve months we anticipate incurring costs related to:

(i) filing of Exchange Act reports, and
(ii) costs relating to consummating an acquisition.

We believe we will be able to meet these costs through advances under our promissory note with PBS, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since we filed our Registration Statement on Form 10-SB, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of March 31, 2008, the Company had total assets equal to $8,759, comprised exclusively of cash and prepaid professional fees.  This compares with total assets of $3,126, comprised exclusively of cash, as of December 31, 2007. The Company’s liabilities as of March 31, 2008 totaled $136,809, comprised of $34,495 of accrued expenses, $7,205 of accrued interest due to a related party and $95,109 of notes payable due to a related party. This compares to the Company’s liabilities as of December 31, 2007 which totaled $117,959, comprised of $25,889 of accrued expenses, $6,061 of accrued interest due to a related party and $86,009 of notes payable due to a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2008 and the period from August 12, 2005 (Inception) to March 31, 2008:

	Three Months Ended March 31, 2008	Cumulative Period From August 12, 2005 (Inception) to March 31, 2008
Net cash provided by (used in) operating activities	$1,050	$(824)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$0	$5,000
Net effect on cash	$1,050	$4,176

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 12, 2005 (Inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2008, the Company had a net loss of $13,217, consisting primarily of legal fees, accounting fees, management services fees, interest expense and general corporate expenses all of which were financed through the loans with PBS. This compares with a net loss of $19,079 for the three months ended March 31, 2007 consisting primarily of legal fees, accounting fees, management services fees, interest expense and general corporate expenses, all of which were financed through the loans with PBS. A substantial portion of these expenses were related to the Company’s filings with the SEC.

For the period from August 12, 2005 (Inception) to March 31, 2008, the Company had a net loss of $133,050, comprised primarily of legal fees, accounting fees, management service fees, interest expense and general corporate expenses, a substantial portion of which were incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in November 2005 and the subsequent filing of the Company’s Quarterly and Annual Reports.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer concluded that we have material weaknesses in our internal control over financial reporting, and as a result, ineffective disclosure controls and procedures, because we do not have an independent board of directors or audit committee or adequate segregation of duties. We have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.  We plan to rectify these deficiencies upon consummation of a business combination with an operating company that has an independent board of directors in place and the resources to eliminate the lack of segregation of duties.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 12, 2005.

*3.2	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 20, 2005.

*3.3	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORDOVA SCIENCES, INC.

Dated: May 14, 2008	By:	/s/ Matthew H. Davis
Matthew H. Davis
President, Secretary and Director

Dated: May 14, 2008	By:	/s/ Stephen J. Pilatzke
Stephen J. Pilatzke
Treasurer